Form 10-Q
period 1995-09-30
ALLIED CAPITAL MORTGAGE CORP
filed 1995-12-04
CIK 949877

                                   Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

           Quarterly report pursuant to section 13 or 15(d) of the
                       Securities Exchange Act of 1934


For the quarterly period                                 Commission file number:
ended SEPTEMBER 30, 1995                                        814-186
      ------------------                                 -----------------------


                      ALLIED CAPITAL MORTGAGE CORPORATION
             ------------------------------------------------------
             (exact name of Registrant as specified in its charter)


       MARYLAND                                                 52-19399003
-----------------------                                 ------------------------
(State or jurisdiction of                                      (IRS Employer
incorporation or organization)                              Identification  No.)


                       C/O ALLIED CAPITAL ADVISERS, INC.
                              1666 K STREET, N.W.
                                   9TH FLOOR
                            WASHINGTON, DC   20006
                    ----------------------------------------
                    (Address of principal executive offices)


Registrant's telephone number, including area code: (202) 331-1112
                                                    --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 12 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES          NO    X
                                              -------       ------

On November 20, 1995 there were 70 shares outstanding of the Registrant's common stock, $0.0001 par value.

                      ALLIED CAPITAL MORTGAGE CORPORATION
                                FORM 10-Q INDEX


PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

             Statement of Assets and Liabilities as of September 30, 1995   . . . . . . . . . . . . . . . . 1

             Statement of Operations - From the date of incorporation (August 10, 1995)
               to September 30, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 2

             Statement of Changes in Net Assets - From the date of incorporation
               (August 10, 1995) to September 30, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . 3

             Notes to Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4

  Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 7


PART II.   OTHER INFORMATION

  Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

  Item 2.  Changes in Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

  Item 3.  Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

  Item 4.  Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . . . . . 9

  Item 5.  Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

  Item 6.  Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

  Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

                      ALLIED CAPITAL MORTGAGE CORPORATION
                      STATEMENT OF ASSETS AND LIABILITIES
                               SEPTEMBER 30, 1995


ASSETS
 Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $1,050
                                                                                                   ------

         Total Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1,050

LIABILITIES
 Liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  ----
                                                                                                     ----

NET ASSETS
 Common stock, $0.0001 par value; 10,000,000 shares authorized;
  70 shares issued and outstanding  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  ----

  Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1,050
                                                                                                    -----

     Net Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $1,050
                                                                                                   ======

  Net Asset Value per share . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $15.00
                                                                                                   ======


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS FINANCIAL STATEMENT

                      ALLIED CAPITAL MORTGAGE CORPORATION
                            STATEMENT OF OPERATIONS
                                  (unaudited)


                                                                     For the period August 10, 1995 (date of
                                                                     incorporation) to September 30, 1995
                                                                     ------------------------------------
Investment income:

  Interest                                                                           $   --
                                                                                      -------

           Total investment income                                                       --
                                                                                      -------


Expenses:

  Operating expenses                                                                     --
                                                                                      -------

           Total expenses                                                                --
                                                                                      -------

Net investment income                                                                    --

Net realized gains on investments                                                        --
                                                                                      -------


Net investment income before net unrealized
 appreciation (depreciation) on investments                                              --

Net unrealized appreciation (depreciation) on
  investments                                                                            --
                                                                                      --------

Net increase in net assets resulting from operations                                 $   --
                                                                                      ========

Earnings per share                                                                   $   --
                                                                                      ========

Weighted average number of shares outstanding                                            --
                                                                                      ========





   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                      ALLIED CAPITAL MORTGAGE CORPORATION
                       STATEMENT OF CHANGES IN NET ASSETS
                                  (unaudited)


                                                                          For the Period August 10, 1995
                                                                          (date of incorporation) to
                                                                          to September 30, 1995
                                                                          ---------------------
Increase in net assets resulting from operations:

         Net investment income                                                       $   --

         Net realized gains on investments                                               --

         Net change in unrealized appreciation
           (depreciation) on investments                                                 --
                                                                                     --------

           Net increase in net assets resulting from operations                          --


Distributions to Shareholders                                                            --

Capital Share Transactions                                                              1,035
                                                                                     --------

Net Increase in Net Assets                                                              1,035

Net assets at beginning of period                                                        --
                                                                                     --------

Net assets at end of period                                                            $1,035
                                                                                        =====

Net asset value per share                                                                 $15
                                                                                          ===

Shares outstanding at end of period                                                        70
                                                                                           ==





   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                      ALLIED CAPITAL MORTGAGE CORPORATION
                NOTES TO THE STATEMENT OF ASSETS AND LIABILITIES
                            AS OF SEPTEMBER 30, 1995



NOTE 1.  ORGANIZATION

Allied Capital Mortgage Corporation (the Company) was incorporated in the state of Maryland on August 10, 1995 and was organized as a closed-end, non-diversified, management investment company that has elected to be regulated as a business development company under Section 54 of the Investment Company Act of 1940.

The Company is contemplating offering shares of its common stock directly to investors in order to adequately capitalize the Company. The proceeds from the sale of stock will be invested in accordance with the Company's investment objectives and policies. The Company has recently been organized and currently has no operations. Once operations begin, its business will consist of investing in small businesses through the purchase of non-performing loans or other interests. The Company is part of a group of funds managed by Allied Capital Advisers, Inc., which specializes in making loans to, and investments in, small businesses, as well as buying performing and sub-performing loans from financial institutions and other third parties.

The Company will purchase non-performing loans from financial institutions and other third parties. It is expected that many of these loans will involve first mortgages on real estate, as well as first liens of the operating assets of small businesses. Once a mortgage is purchased, the Company will contact the small business concern that borrowed the funds secured by the mortgage. The objective will be to place part of the non-performing mortgage on a performing basis, and to reduce the remaining part of the loan to an equity ownership in the business or an equity ownership in the real estate asset underlying the mortgage.

The Company intends to qualify to be treated as a "regulated investment company" (RIC) under Subchapter M of the Internal Revenue Code (the "Code").
If the Company qualifies as a regulated investment company and distributes to shareholders annually in a timely manner at least 90% of its "investment company taxable income," as defined in the Code (i.e. net investment income, including accrued discount, and net short-term capital gain), it will not be subject to federal income tax on the portion of its investment company taxable income and net capital gain (net long-term capital gain in excess of net short-term capital loss) distributed to shareholders as required under the Code. In addition, if the Company distributes in a timely manner 98% of its net capital gain income for each one-year period, and distributes 98% of its investment company taxable income for each calendar year (as well as any income not distributed in prior years), it will not be subject to the 4% nondeductible federal excise tax imposed with respect to certain undistributed income of regulated investment companies. If the Company qualifies as a regulated investment company as it intends to do, it generally will endeavor to distribute to shareholders all of its investment company taxable income and its net capital gain, if any, for each taxable year so that the Company will not incur income and excise taxes on its earnings. No assurances can be made as to whether the company will ultimately qualify as a RIC, or after such qualification is achieved, the Company will continue to qualify as a RIC.

NOTE 2.  INVESTMENT ADVISORY AGREEMENT

The Company proposes to enter into an Investment Advisory Agreement (the Agreement) with Allied Capital Advisers, Inc. (the "Adviser"). The Agreement would remain in effect for two years from its effective date and from year to year thereafter, subject to annual approval by the Board of Directors or by vote of the holders of a majority of the outstanding shares of the Company. The Agreement can be terminated at any time on sixty days notice, without the payment of penalty, by the Board of Directors or by vote of the holders of a majority of the Company's outstanding shares and will terminate automatically in the event of its assignment.

Under the Agreement, the Adviser will manage the investments of the Company, subject to the supervision and control of the Company's Board of Directors. Specifically, the Adviser will identify, evaluate, structure, close and follow the investments made by the Company. The Company will not make any investments that have not been recommended by the Adviser. Except as to those investment decisions that require specific Board approval, the Adviser will have the authority to effect purchases and sales of assets for the Company's account.

The Company will be required to pay its share of the expenses (including accounting, legal, printing, clerical, registration, filing and other expenses) incurred by the Company in connection with its registration of common shares. The Company will reimburse the Adviser promptly, against the Adviser's voucher, for any expenses incurred by the Adviser for the Company's account. Without limitation, such expenses will include all expenses of any offering and sale by the Company of its shares and all expenses of the Company's operations; the fees and disbursements of the Company's counsel, accountants, custodian, transfer agent and registrar; fees and expenses incurred in producing and effecting filings with federal and state securities administrators; costs of the Company's periodic reports to and other communications with the Company's shareholders; costs of promoting the Company's stock; fees and expenses of members of the Company's Board of Directors who are not directors, officers or employees of the Adviser or of any entity affiliated with the Adviser, and fees of directors who are such officers, directors or employees; premiums for the fidelity bond maintained by the Company; and all transaction costs incident to the acquisition and disposition of fees and expenses (e.g., credit report, title search and delivery charges, costs of specialized consultants such as accountants or industry-specific technical experts, and deal-specific travel expenses) incurred in monitoring, negotiating and working-out such investments, as well as responding to any litigation arising therefrom. If the Company for its corporate purposes uses the services of attorneys or paraprofessionals on the staff of the Adviser in lieu of outside counsel, the Company will reimburse the Adviser for such services at hourly rates calculated to cover the cost of such services, as well as for incidental disbursements. The Company will reimburse the Adviser promptly, against the Adviser's voucher, for (a) any origination fee with respect to any loan or investment made by the Company that was identified or referred to the Company by any third party with which the Company or the Adviser then has a written agreement or arrangement that specifies the amount or rate of such fee or (b) any origination fee with respect to any loan or investment made by the Company that was identified or referred to the Company by any third party with which the Company or the Adviser then does not have a written agreement or arrangement. All such origination fees reimbursed to the Adviser will be reviewed as of the end of each calendar quarter by the Company's Board of Directors.

The Company will, during the term of the Agreement, pay to the Adviser, an investment advisory fee equal to (a) 3.5% per year of the average of the quarter-end values of the Company's consolidated total assets (less the Company's Interim Investments, as defined below, and cash) for such year (the "Base Fee"), and (b) 0.125% per quarter of the quarter-end values of the Company's consolidated Interim Investments and cash.

For this purpose "Interim Investments" are defined as short-term securities issued or guaranteed by the U.S. government or an agency or instrumentality thereof, or in repurchase agreements fully collateralized by such securities.

Upon the completion of an annual audit, at the end of each calendar year, the Base Fee may be increased or decreased depending on the amount, if any, by which the investment performance of the Company exceeds or is exceeded by the percentage change in the Merrill Lynch High-Yield Master II Index (the "Index"). At the end of each of the Company's fiscal years, the net asset value per share will be calculated by the Company's auditors. The investment return of the Company in a particular year will be the sum of: (a) the change in its net asset value per share during such year; (b) the value of its cash distributions per share during such year; and (c) the value of capital gains taxes per share paid or payable, if any, on undistributed realized long-term capital gains during such year. The investment performance of the Company for such year will be its investment return expressed as a percentage of its net asset value per share at the beginning of such year. (For this purpose, the value of cash distributions per share and capital gains taxes per share paid or payable on undistributed realized long-term capital gains will be treated as reinvested in shares of the investment company at the net asset value per share in effect at the close of business on the record date for the payment of such distributions and the date on which provision is made for such taxes, respectively, after giving effect to such distributions and taxes). To the extent the investment performance of the Company exceeds the percentage change in the Index for that year, one-fifth of one percentage point will be added to the Base Fee for every one percentage point of the difference between the investment performance of the Company and the percentage change in the Index. The maximum amount added to the Base Fee will be one percentage point, with the adjusted Base Fee not to exceed 4.5%. To the extent the investment performance of the Company is exceeded by the percentage change in the Index for that year, one-fifth of one percentage point will be subtracted from the Base Fee for every one percentage point of the difference between the investment performance of the Company and the percentage change in the Index. The maximum amount subtracted from the Base Fee will be one percentage point, with the adjusted Base Fee not to be lower than 2.5% (the "Minimum Base Fee"). For purposes of calculating the adjustment to the Base Fee, performance percentages will be rounded off to the nearest whole percentage.

The Company will, during the term of the Agreement, pay to the Adviser, quarterly, the Minimum Base Fee equal to 0.625% per quarter (2.5% on an annualized basis) of the quarter-end value of the Company's consolidated total assets (less the Company's Interim Investments and cash). The Company will also pay 0.125% per quarter (0.5% on an annualized basis) of the quarter-end value of the Company's consolidated Interim Investments and cash.

For the purpose of calculating the investment advisory fee, the values of the Company's assets will be determined as of the end of each calendar quarter by the Board of Directors. The Company will pay the Minimum Base Fee and the fee on Interim Investments and cash with respect to a calendar quarter as soon as practicable after the values of the Company's assets have been determined for such quarter. The Company will pay the difference between the Minimum Base Fee and the Base Fee as soon as practicable after the values of the Company's assets have been determined for the year-end. If the termination of the Advisers' services hereunder does not coincide with the last day of a calendar quarter or the year-end, then the Minimum Base Fee determined in accordance with this paragraph shall be multiplied by the ratio of the number of days in such quarter during which Adviser rendered services to the total number of days in such quarter, with corresponding treatment for calculating any adjustments to the Base Fee.

NOTE 3.  NET ASSETS (SHAREHOLDERS' EQUITY)

The Company has 10,000,000 shares of stock authorized with a par value of $.0001 per share. All shares of common stock have equal rights as to earnings, assets, dividends and voting privileges. As of September 30, 1995, there were 70 shares of common stock issued and outstanding of which the Chairman and President of the Company each own 35 shares.

NOTE 4.  SUBSEQUENT EVENT

The Company filed with the Securities and Exchange Commission a Form 10 registration statement registering 4,000,000 shares of the Company's common stock ($0.0001 par value) and 150,000 units, consisting of one share of common stock and one debt certificate, on August 23, 1995. Amendments were filed on September 5, 1995 and October 20, 1995 and the registration went effective on October 23, 1995. No shares of common stock had been sold to investors pursuant to this registration statement as of September 30, 1995 or as of the filing of this report on Form 10-Q.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS LIQUIDITY, CAPITAL RESOURCES AND RESULTS OF OPERATIONS

Allied Capital Mortgage Corporation (the Company) was incorporated in the state of Maryland on August 10, 1995 and was organized as a closed-end, non-diversified, management investment company that has elected to be regulated as a business development company under Section 54 of the Investment Company Act of 1940.

The Company is contemplating offering shares of its common stock directly to investors in order to adequately capitalize the Company. The proceeds from the sale of stock will be invested in accordance with the Company's investment objectives and policies. The Company has recently been organized and currently has no operations. Once operations begin, its business will consist of investing in small businesses through the purchase of non-performing loans or other interests. The Company is part of a group of funds managed by Allied Capital Advisers, Inc., which specializes in making loans to, and investments in, small businesses, as well as buying performing and sub-performing loans from financial institutions and other third parties.

The Company will purchase non-performing loans from financial institutions and other third parties. It is expected that many of these loans will involve first mortgages on real estate, as well as first liens of the operating assets of small businesses. Once a mortgage is purchased, the Company will contact the small business concern that borrowed the funds secured by the mortgage. The objective will be to place part of the non-performing mortgage on a performing basis, and to reduce the remaining part of the loan to an equity ownership in the business or an equity ownership in the real estate asset underlying the mortgage.

The Company proposes to enter into an Investment Advisory Agreement (the Agreement) with Allied Capital Advisers, Inc. (the "Adviser") (see footnote 2). The Agreement would remain in effect for two years from its effective date and from year to year thereafter, subject to annual approval by the Board of Directors or by vote of the holders of a majority of the outstanding shares of the Company. The Agreement can be terminated at any time on sixty days notice, without the payment of penalty, by the Board of Directors or by vote of the holders of a majority of the Company's outstanding shares and will terminate automatically in the event of its assignment. Under the Agreement, the Adviser will manage the investments of the Company, subject to the supervision and control of the Company's Board of Directors. Specifically, the Adviser will identify, evaluate, structure, close and follow the investments made by the Company. The Company will not make any investments that have not been recommended by the Adviser. Except as to those investment decisions that require specific Board approval, the Adviser will have the authority to effect purchases and sales of assets for the Company's account.

The Company intends to qualify to be treated as a "regulated investment company" (RIC) under Subchapter M of the Internal Revenue Code (the "Code").
If the Company qualifies as a regulated investment company and distributes to shareholders annually in a timely manner at least 90% of its "investment company taxable income," as defined in the Code (i.e. net investment income, including accrued discount, and net short-term capital gain), it will not be subject to federal income tax on the portion of its investment company taxable income and net capital gain (net long-term capital gain in excess of net short-term capital loss) distributed to shareholders as required under the Code. In addition, if the Company distributes in a timely manner 98% of its net capital gain income for each one-year period, and distributes 98% of its investment company taxable income for each calendar year (as well as any income not distributed in prior years), it will not be subject to the 4% nondeductible federal excise tax imposed with respect to certain undistributed income of regulated investment companies. If the Company qualifies as a regulated investment company as it intends to do, it generally will endeavor to distribute to shareholders all of its investment company taxable income and its net capital gain, if any, for each taxable year so that the Company will not incur income and excise taxes on its earnings. No assurances can be made as to whether the company will ultimately qualify as a RIC, or after such qualification is achieved, the Company will continue to qualify as a RIC.

The Company has filed with the Securities and Exchange Commission a Form 10 registration statement registering 4,000,000 shares of the Company's common stock ($0.0001 par value) and 150,000 units, consisting of one share of common stock and one debt certificate, on August 23, 1995. Amendments were filed on September 5, 1995 and October 20, 1995 and the registration went effective on October 23, 1995. No shares of common stock had been sold to investors pursuant to this registration statement as of September 30, 1995 or as of the filing of this report on Form 10-Q.

                           Part II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         The Company is not a defendant in any legal proceeding.

Item 2.  CHANGES IN SECURITIES

         No material changes have occurred in the securities of the Registrant.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

Item 5.  OTHER INFORMATION

         None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) List of Exhibits

         None

         (b) Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the period August 10, 1995 to September 30, 1995.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                                           ALLIED CAPITAL MORTGAGE CORPORATION
                                           -----------------------------------
                                                   (Registrant)



                                           s/Jon A. DeLuca
                                           -----------------------------------
Date: December 4, 1995                     Jon A. DeLuca
      ----------------                     Senior Vice President
                                           Chief Financial Officer