Form 10-K
period 1995-12-31
ALLIED CAPITAL MORTGAGE CORP
filed 1996-03-29
CIK 949877

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                   FORM 10-K
                                  ------------
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
                                       OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 0-26672

                      ALLIED CAPITAL MORTGAGE CORPORATION
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

                                  ------------

                  MARYLAND                                53-1081052
        (STATE OR OTHER JURISDICTION                   (I.R.S. EMPLOYER
              OF INCORPORATION)                       IDENTIFICATION NO.)

      C/O ALLIED CAPITAL ADVISERS, INC.
      1666 K STREET, N.W., NINTH FLOOR                       20006
              WASHINGTON, D.C.                            (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (202) 331-1112

                                  ------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                        NAME OF EACH EXCHANGE
        TITLE OF EACH CLASS                              ON WHICH REGISTERED
        -------------------                              -------------------
               NONE                                             NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                        COMMON STOCK, $0.0001 PAR VALUE
                                (TITLE OF CLASS)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  YES  X           NO
                                              -----            -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

There is currently no market for the registrant's common stock. As of March 18, 1996 there were 70 shares of the registrant's common stock outstanding.

================================================================================

                                     PART I


ITEM 1.   BUSINESS.

         Allied Capital Mortgage Corporation (the "Company") was incorporated in Maryland on August 10, 1995 and currently has no operations. Once its operations begin, the Company will be engaged primarily in the business of investing in small businesses through the purchase of non-performing loans or other interests. The Company is a closed-end, non-diversified management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the
"1940 Act"). The Company may not change the nature of its business so as to cease to be a BDC unless authorized by the vote of a majority, as defined in the 1940 Act, of its outstanding voting securities. Once the Company commences its operations, it proposes to enter into an investment advisory agreement with Allied Capital Advisers, Inc. ("Advisers"), if such agreement is approved by the majority of the Company's independent directors.

         The Company is part of a group of funds (the "Allied Entities") managed by Advisers that specialize in making loans to, and investments in, small businesses, as well as buying performing and sub-performing loans from the Federal Deposit Insurance Corporation ("FDIC"), banks and other financial institutions. Over the past four years, Advisers has been exposed to numerous opportunities to purchase non-performing loans and, while several of the Allied Entities have purchased some loans, the Allied Entities have been restricted on the types of investments they could make due to various regulations under which they operate. As a result, it is intended that the Company will upon commencement of its operations purchase non-performing loans from the FDIC, banks and other institutions, many of which are expected to involve first mortgages on real estate, as well as first liens on the operating assets of small businesses. The Company will be the sole entity managed by Advisers involved primarily in the business of purchasing non-performing loans.

         Once a loan is purchased, the Company will contact the small business concern that borrowed the funds with the objective of placing part of the non-performing loan on a performing basis, and reducing the remaining part of the loan to an equity ownership in the business or an equity ownership in the real estate asset underlying the loan. It is expected that, once the Company has completed the restructuring of the non-performing loan, the situation will be similar to that of other small businesses to which one of the Allied Entities has made a loan.

TYPES OF LOANS AND MORTGAGES

         The Company will purchase and make a variety of loans and investments in transactions that can generally be categorized as follows: (1) purchasing non-performing loans and investments; (2) providing loans and investments to small businesses to allow them to purchase their non-performing loans from a prior lender; and (3) other financings. A description of each of these types of financings is set forth below.

(1) Purchasing Non-performing Loans and Investments

         The Company will purchase non-performing loans from the FDIC, banks and other institutions. These types of loans typically have become non-performing because the current earnings of the small business borrowers are insufficient to generate the cash necessary to make full payments on the loan. The situation may exist, for example, because a financial institution made a loan to the small business expecting the business to grow significantly. In some instances, the small business concern has had a contraction in its ability to generate cash. In both instances, the small business is generating sufficient cash to service part, but not all, of the loan.

         The Company will purchase non-performing loans with the objective of restructuring such loans into two segments. The first segment will be a single, performing loan secured by the assets of the business, including real estate. This segment will have regular interest payments being made on a current basis, and the principal will be amortized over a reasonable time frame. The second, non-performing segment of the loan will most likely be converted into an equity ownership in the business or an equity ownership in the real estate. This segment may later be sold to generate an optional gain.

(2) Providing Financing to Purchase Non-Performing Loans

         From time to time, some small businesses may negotiate with their current lender a repayment of their loan at a substantial discount. In these situations, the Company will work with the small business concern in order to affect the same type of transaction that is covered above in "(1) Purchasing Non-performing Loans and Investments." Two differences may exist in these types of transactions, as compared with those covered in item (1) above.
First, the Company will be financing the small business concern directly to assist it in buying its loan at a discount. Under those circumstances, the Company will negotiate the terms and conditions of its new investment, plus its potential equity option before the loan is purchased. Second, the Company may provide additional financing to the small business for working capital or other business needs. This would allow the Company to go directly to the small business concerns that are seeking financing and to assist with their efforts to both restructure their existing debt and raise new capital.

(3) Other Types of Financing

         There are a number of small business concerns in which the new owner has obtained financing by having the former owner of the business take back financing for the purchase. In some instances, these financings are collateralized by all the assets of the business, including the real estate. The Company has developed a program whereby it will solicit opportunities to help the small businesses buy back their owner-financed notes at a discount. This type of financing, and other similar types of financings, will be a secondary business of the Company. It is not expected that a large portion of the assets of the Company will involve this type of financing.

OPERATION AS A BDC

         As a BDC, the Company may not acquire any assets other than Qualifying Assets unless, at the time the acquisition is made, Qualifying Assets represent at least 70% of the value of the Company's total assets. The principal categories of Qualifying Assets relevant to the business of the Company are the following:

(1) Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer is an eligible portfolio company. An eligible portfolio company is defined as any issuer that is organized and has its principal place of business in the United States and does not have any class of publicly-traded securities with respect to which a broker may extend margin credit.

(2) Cash, cash items, Government securities, or high quality debt securities maturing in one year or less from the time of investment.

         In addition, to treat securities described in (1) above as Qualifying Assets for the purpose of the 70% test, a BDC must make available to the issuer of those securities significant managerial assistance. Making available significant managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company. Managerial assistance will be made available to the portfolio companies by the Company's officers and the investment officers of Advisers who manage the Company's investments. Each portfolio company will be assigned for monitoring purposes to an investment officer and will be contacted and counseled if it appears to be encountering business or financial difficulties. The Company will also provide management assistance and counselling on a continuing basis to any portfolio company that requests it, whether or not difficulties are perceived. The Company's officers, all of whom are employees of Advisers, are highly experienced in providing this type of managerial assistance to small businesses. The Company may not change the nature of its business so as to cease to be, or withdraw its election as, a BDC unless authorized by vote of a majority (as defined in the 1940 Act), of the Company's shares.

         As a BDC, the Company is entitled to borrow money and issue senior securities representing indebtedness as long as its indebtedness has asset coverage to the extent of at least 200%.

LOAN GENERATION

         Advisers has long-standing relationships with hundreds of sellers of mortgages, as well as relationships with third-party loan generators in various states who may or may not have a contractual relationship with one of the Allied Entities to provide loan origination services. Any prospective loan referred to the Company by any of these persons will be reviewed by the Company's portfolio manager and its credit committee and will not be closed unless approved by the Board of Directors of the Company. If and when a loan referred by a third party is closed, the third party would be compensated based on a percentage of the total loan.

LOAN PROCESSING PROCEDURES

         The following is the procedure to be followed by the Company in the processing of a loan from the time that such loan first comes to the Company's attention to the time of the final collection or other disposition of each loan.

         The first step is the preparation of a file, called an underwriting or credit file, which contains financial and other information about the borrower and its principals. If the loan is being referred to the Company by a third party, the credit file may be prepared in the first instance by the third party. The credit file will then be reviewed by the Company's portfolio manager and other investment officers, who may request additional information. If the loan is considered by the portfolio manager to be one that is acceptable under the Company's credit standards, it will then be reviewed by the credit committee and, if deemed acceptable by the credit committee, the Company will issue a conditional commitment letter to purchase the loan or investment. Once the seller has accepted the terms of this conditional commitment, the loan request will be submitted to the Board of Directors for approval.

         If the loan has been referred to the Company by a third party, Advisers will pay to the third party the agreed-upon fee within thirty days of closing, and the Company will reimburse Advisers promptly for such fee. Upon the closing of a loan, the loan will be entered on the books of the Company at its cost, which includes the amount disbursed to the borrower and the fee, if any, payable to the third-party. The Company's board of directors will, on a quarterly basis, determine whether cost remains the appropriate basis for valuation of the investment, or if a different basis is appropriate.

         Under the terms of most restructured loans, payments from the borrower (including interest and principal) are due monthly. All such payments are made to the Company. Upon receipt of a payment, the Company calculates the portion thereof to be treated as interest and records that portion as interest income. The balance of the payment is recorded as (1) a reduction in the principal amount outstanding and (2) income from amortization of any discount.

         The Company will contact the small business and have discussions with the objective of restructuring the non-performing loan into a portion that is performing and the remainder that will be converted after the restructuring into preferred or common stock of the small business concern or an ownership position in the real estate owned by the small business. It is expected that the small business will pay off the portion of the original note that is restructured to be a performing note, and that the Company will sell its equity interest in the small business or its ownership position in the real estate.

TEMPORARY INVESTMENTS

         Pending the investment in loans of all of its initial equity capital, the Company will invest at least 70% of its otherwise uninvested cash in U.S. government or agency-issued or guaranteed securities that are backed by the full faith and credit of the United States, or in high quality, short term repurchase agreements fully collateralized by such securities. Typically, the Company will invest in U.S. Treasury bills or in repurchase obligations of a "primary dealer" in government securities (as designated by the Federal Reserve Bank of New York) or of any other dealer whose credit has been established to the satisfaction of the Board of Directors, in any case collateralized by securities which carry the full faith and credit of the United States. A repurchase agreement involves the purchase by an investor, such as the Company, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. Such interest rate is effective for the period of time during which the investor's money is invested in the arrangement and is related to current market interest rates rather than the coupon rate on the purchased security. The Company will require the continual maintenance by its custodian or its correspondent in its account with the Federal Reserve/Treasury Book Entry System of collateral in an amount at least equal to the repurchase price. If the seller were to default on its repurchase obligation, the Company might suffer a loss to the extent that the proceeds from the sale of the collateral were less than the repurchase price. A seller's bankruptcy could delay or prevent a sale of the collateral. The Company's Board of Directors has established procedures, which it will review periodically, requiring Advisers to monitor the creditworthiness of the dealers with which the Company enters into repurchase agreement transactions.

INVESTMENT ADVISER

         Pursuant to the terms of a proposed investment advisory agreement between the Company and Advisers (the "Agreement"), Advisers will manage the investments of the Company, subject to the supervision and control of the Company's Board of Directors. Specifically, Advisers will identify, evaluate, structure, close and monitor the investments made by the Company. Each loan or other investment must be approved by a credit committee composed of the most senior investment officers of Advisers, as well as by the Company's Board of Directors. The Company will not make any investments that have not been recommended by Advisers. Advisers is a publicly owned (Nasdaq symbol "ALLA") registered investment adviser located at 1666 K Street, N.W., 9th Floor, Washington, D.C. 20006, telephone (202) 331-1112. Advisers is registered with the Securities and Exchange Commission ("SEC" or "Commission") under the Investment Advisers Act of 1940. Once the Agreement is effected, by its terms, the Agreement will remain in effect for two years from its effective date and from year to year thereafter as long as it is approved at least annually by the Board of Directors, including a majority of the directors who are not "interested persons" of the Company within the meaning of the 1940 Act, or by vote of the holders of a majority of the outstanding shares of the Company, as defined in the 1940 Act.

         Advisers is a party to investment advisory agreements with Allied Capital Corporation ("Allied I") and Allied Capital Corporation II ("Allied II"), both BDCs which, directly or through Small Business Investment Company ("SBIC") subsidiaries, specialize in loans with equity features to, and equity investments in, small business concerns. Advisers is also the investment adviser to two privately funded limited partnerships that engage in the same business. All of these entities co-invest with one another. Advisers is party to an investment advisory agreement with Allied Capital Lending Corporation ("Allied Lending"), also a BDC, that specializes in providing secured loans to small businesses that may be partially guaranteed by the United States Small Business Administration. In addition, Advisers is the manager of Allied Capital Commercial Corporation ("Allied Commercial"), a publicly held real estate investment trust, and co-manager of Business Mortgage Investors, Inc. ("BMI"), a privately held real estate investment trust. Allied Commercial and BMI participate with one another in buying, from the FDIC, banks and other institutions, performing small business loans secured by real estate. At December 31, 1995, total assets under Advisers' management were approximately $670 million.

         Under the Agreement, the Company will be required to pay all of its operating expenses, except those specifically required to be borne by Advisers by the Agreement. The latter include the compensation of the Company's officers and the cost of office space, equipment and other personnel required for the Company's day-to-day operations. The Company will reimburse Advisers promptly, against Advisers' voucher, for any expenses incurred by Advisers for the Company's account. Without limitation, such expenses will include all expenses of any offering and sale by the Company of its shares and all expenses of the Company's operations; the fees and disbursements of the Company's counsel, accountants, custodian, transfer agent and registrar; fees and expenses incurred in producing and effecting filings with federal and state securities administrators; costs of the Company's periodic reports to and other communications with the Company's shareholders; costs of promoting the Company's stock; fees and expenses of members of the Company's Board of Directors who are not directors, officers or employees of Advisers or of any entity affiliated with Advisers, and fees of directors who are such officers, directors or employees; premiums for the fidelity bond maintained by the Company; and all transaction costs incident to the acquisition and disposition of securities by the Company, including, without limitation, legal and accounting fees and other professional or technical fees and expenses (e.g., credit report, title search and delivery charges, costs of specialized consultants such as accountants or industry-specific technical experts, and deal-specific travel expenses) incurred in monitoring, negotiating and working-out such investments, as well as responding to any litigation arising therefrom. If the Company for its corporate purposes uses the services of attorneys or paraprofessionals on the staff of Advisers in lieu of outside counsel, the Company will reimburse Advisers for such services at hourly rates calculated to cover the cost of such services, as well as for incidental disbursements. The Company will reimburse Advisers promptly, against Advisers' voucher, for (a) any origination fee with respect to any loan or investment made by the Company that was identified or referred to the Company by any third party with which the Company then has a written agreement or arrangement that specifies the amount or rate of such fee or (b) any origination fee with respect to any loan or investment made by the Company that was identified or referred to the Company by any third party with which the Company or Advisers then does not have a written agreement or arrangement. All such origination fees reimbursed to Advisers will be reviewed as of the end of each calendar quarter by the Company's Board of Directors.

         The Company will, during the term of the Agreement, pay to Advisers an investment advisory fee equal to (a) 3.5% per year of the average of the quarter-end values of the Company's consolidated total assets (less the Company's Interim Investments, as defined below, and cash) for such year (the "Base Fee"), and (b) 0.125% per quarter of the quarter-end values of the Company's consolidated Interim Investments and cash. For this purpose "Interim Investments" are defined as short-term securities issued or guaranteed by the U.S. government or an agency or instrumentality thereof, or in repurchase agreements fully collateralized by such securities.

         Upon the completion of an annual audit at the end of each calendar year, the Base Fee may be increased or decreased depending on the amount, if any, by which the investment performance of the Company for such year is greater or less than 13% for such year. At the end of each of the Company's fiscal years, the net asset value per share will be calculated by the Company's auditors. The investment return of the Company in a particular year will be the sum of: (a) the change in its net asset value per share during such year;
(b) the value of its cash distributions per share during such year; and (c) the value of capital gains taxes per share paid or payable, if any, on undistributed realized long-term capital gains during such year. The investment performance of the Company for such year will be its investment return expressed as a percentage of its net asset value per share at the beginning of such year. (For this purpose, the value of cash distributions per share and capital gains taxes per share paid or payable on undistributed realized long-term capital gains will be treated as reinvested in shares of the investment company at the net asset value per share in effect at the close of business on the record date for the payment of such distributions and the date on which provision is made for such taxes, respectively, after giving effect to such distributions and taxes.) To the extent the investment performance of the Company exceeds 13% for that year, one-fifth of one percentage point will be added to the Base Fee for every one percentage point of the difference between the investment performance of the Company and 13%. The maximum amount added to the Base Fee will be one percentage point, with the adjusted Base Fee not to exceed 4.5%. To the extent the investment performance of the Company is less than 13% for that year, one-fifth of one percentage point will be subtracted from the Base Fee for every one percentage point of the difference between the investment performance of the Company and 13%. The maximum amount subtracted from the Base Fee will be one percentage point, with the adjusted Base Fee not to be lower than 2.5% (the "Minimum Base Fee"). For purposes of calculating the adjustment to the Base Fee, performance percentages will be rounded off to the nearest whole percentage.

         The Company will, during the term of the Agreement, pay to Advisers, quarterly, the Minimum Base Fee equal to 0.625% per quarter (2.5% on an annualized basis) of the quarter-end value of the Company's consolidated total assets (less the Company's Interim Investments and cash). The Company will also pay 0.125% per quarter (0.5% on an annualized basis) of the quarter-end value of the Company's consolidated Interim Investments and cash.

         For the purpose of calculating the investment advisory fee, the values of the Company's assets will be determined as of the end of each calendar quarter by the Board of Directors. The Company will pay the Minimum Base Fee and the fee on Interim Investments and cash with respect to a calendar quarter as soon as practicable after the values of the Company's assets have been determined for such quarter. The Company will pay the difference between the Minimum Base Fee and the Base Fee as soon as practicable after the values of the Company's assets have been determined for the year-end. If the termination of Advisers' services hereunder does not coincide with the last day of a calendar quarter or the year-end, then the Minimum Base Fee determined in accordance with this paragraph shall be multiplied by the ratio of the number of days in such quarter during which Advisers rendered services to the total number of days in such quarter, with corresponding treatment for calculating any adjustments to the Base Fee.

         The fees provided for in the Agreement are substantially higher than that paid by most investment companies because of the efforts and resources devoted by Advisers to identifying, structuring, closing and monitoring the types of private non-performing investments in which the Company will specialize. Other entities managed by Advisers, however, pay fees on comparable bases, and the Company understands that the fees are not in excess of that frequently paid by private investment funds engaged in similar types of investments, in addition to the substantial participation in profits that such private funds also typically allocate to management. Neither Advisers nor its directors and officers will personally participate in any investments of the Company or receive any profit-sharing interest therein except to the extent of their ownership of shares of the Company and options thereon, if any.

OTHER POLICIES

         The Company has also adopted the following additional policies which may be changed by action of its board of directors:

         The Company may borrow money and issue senior securities, to the extent that the 1940 Act permits a BDC to do so, for the purpose of making loans or for temporary or emergency purposes. A BDC may issue and sell senior securities if, immediately after such issuance or sale, the securities will have asset coverage of at least 200%.

         The Company will not act as an underwriter of securities of other issuers (except to the extent that it may be deemed an "underwriter" of securities purchased by it that must be registered under the Securities Act of 1933, as amended (the "Securities Act"), before they may be offered or sold to the public), or purchase or sell real estate or interests in real estate or real estate investment trusts (except that the Company may purchase and sell real estate or interests in real estate in connection with the orderly liquidation of investments and may own loans secured by or made to companies that are in the business of buying and selling real estate), or sell securities short, purchase securities on margin or write put or call options, or engage in the purchase or sale of commodities or commodity contracts (except where necessary in working out distressed loan situations) or acquire any of the voting securities of, or invest any of its assets in any securities issued by, other investment companies. The Company may not buy or sell publicly traded options.

         The Company can invest in any type of small business security that, in the Company's judgment, offers a reasonable possibility of an adequate return on the investment.

ADDITIONAL MATTERS

         Absence of Direct Competition. The Company believes that its business is unique. While other companies may purchase non-performing loans, typically they will simply hold those loans as passive investors and at some point liquidate them. The Company, however, will work with borrowers to assist them in improving the outlook for their businesses and thus increase the likelihood that the loans will become performing.

         Environmental Law Considerations. The various types of properties which secure the mortgage loans held by the Company (the "mortgaged properties"), and the businesses that operate at those properties, are subject to federal, state, and local environmental laws, such as the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (commonly referred to as the "Superfund" law), and the Resource Conversation and Recovery Act, and their state counterparts, as well as to common law causes of action for environmental harms. These laws and causes of actions could diminish the value of any mortgage property in the event such property is discovered to be contaminated or otherwise in violation of the environmental laws.

         As a general matter, the current owner and/or operator of a property, and any individual or entity that formerly owned or operated the property at the time contamination was occurring, may be held responsible for cleaning up contamination on, or originating on, the property. Persons or entities who take title to mortgaged property to protect a security interest generally are exempted from this liability scheme, except that liability may attach if they become so involved in management of the property, either before or after a foreclosure, that they may be deemed "operators" for liability purposes. If such an event were to occur with a mortgaged property, liability may not be limited to the value of the affected mortgaged property and may extend to the Company as a whole.

         Further, the security interest in an affected property may be impaired if environmental liabilities cause a mortgagor to become insolvent, if environmental liabilities cause a diminution in the value of the mortgaged property, or if environmental liabilities render foreclosure on a property unavailable as a remedy because of a significant risk liability. Moreover, under the laws of some states, contamination may give rise to a lien, commonly described as a "superlien," which may take priority over an existing mortgage lien or property.

         In order to minimize any exposure that the Company may have to environmental liabilities, the Company intends to take customary precautionary steps, including requiring environmental site assessments and, if necessary, site remediation.

EMPLOYEES

         The Company has no employees as all of its personnel are to be furnished by Advisers.

ITEM 2.  PROPERTIES.

         The Company does not own or lease any properties or other tangible assets.

ITEM 3.   LEGAL PROCEEDINGS.

         The Company is not a defendant in any material pending legal proceeding, and no such material proceedings are known by the Company to be contemplated.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following table sets forth the names, ages and positions of the executive officers of the Company as of March 1, 1996, as well as certain other information with respect to those persons:

                                               Positions Currently                       Principal Occupations
 Name                                Age      Held with the Company                     During Past Five Years
 ----                                ---      ---------------------                     ----------------------
 David Gladstone                      53      President and Chief Executive   Employed by Allied I or Advisers since
                                              Officer                         1974; President or executive officer of
                                                                              the Company since its inception; Chairman
                                                                              and Chief Executive Officer of Allied I,
                                                                              Allied II, Allied Commercial, Allied
                                                                              Lending, and Advisers; Director,
                                                                              President and Chief Executive Officer of
                                                                              BMI.

 George C. Williams                   69      Chairman                        Employed by Allied I or Advisers since
                                                                              1959; Vice Chairman of Allied I, Allied
                                                                              II, Allied Lending, Allied Commercial and
                                                                              Advisers; Chairman of BMI.  He is the
                                                                              father of G. Cabell Williams III.

 John M. Scheurer                     43      Executive Vice President        President and Chief Operating Officer of
                                                                              Allied Commercial since 1992; Executive
                                                                              Vice President of Allied I, Allied II,
                                                                              Allied Lending, Advisers and BMI since
                                                                              the later of 1991 or each company's
                                                                              public offering or inception; engaged in
                                                                              real estate brokerage, leasing and
                                                                              consulting from 1984 to 1991.

 Joan M. Sweeney                      36      Executive Vice President        Employed by Advisers since 1993;
                                                                              President and Chief Operating Officer of
                                                                              Advisers; Executive Vice President of
                                                                              Allied I, Allied II, Allied Commercial,
                                                                              Allied Lending, and BMI; Senior Manager
                                                                              at Ernst & Young from 1990 to 1993.

 Jon A. DeLuca                        33      Executive Vice President,       Employed by Advisers since 1994;  Executive
                                              Treasurer and Chief             Vice President, Treasurer and Chief Financial
                                              Financial Officer               Officer of Allied I, Allied II, Allied
                                                                              Commercial, Allied Lending, BMI and
                                                                              Advisers since 1994; Manager of
                                                                              Entrepreneurial Services at Coopers &
                                                                              Lybrand from 1986 to 1994.

 Thomas R. Salley                     38      General Counsel and Secretary   Employed by Advisers since 1988; General
                                                                              Counsel and Secretary of Allied I, Allied
                                                                              II, Allied Commercial, Allied Lending,
                                                                              BMI and Advisers.


                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

         There is currently no market for the Company's securities.

ITEM 6.   SELECTED FINANCIAL DATA.


                                                             As of and For the Period
                                                             Ended December 31, 1995 *
                                                             -----------------------
          Total Assets                                                 $1,050
          Total Liabilities                                            $    0
          Net Assets                                                   $1,050
            per share                                                  $   15
          Number of Shares Outstanding                                     70

--------------------------

* The Company received its initial equity capitalization of $1,050 on August 10, 1995. As of December 31, 1995, the Company had not yet commenced operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY, CAPITAL RESOURCES AND RESULTS OF OPERATIONS

Allied Capital Mortgage Corporation (the Company) was incorporated in the state of Maryland on August 10, 1995 and was organized as a closed-end, non-diversified, management investment company that has elected to be regulated as a business development company under Section 54 of the Investment Company Act of 1940.

The Company filed with the Securities and Exchange Commission a Form 10 registration statement registering 4,000,000 shares of the Company's common stock ($0.0001 par value) and 150,000 units, consisting of one share of common stock and one debt certificate, on August 23, 1995. Amendments were filed on September 5, 1995 and October 20, 1995 and the registration went effective on October 23, 1995. The purpose of the registration statement was to cause the Company to become a reporting company under the Securities Exchange Act of 1934, which would, in turn, allow the Company to elect to be regulated as a business development company under the Investment Company Act of 1940 ("1940 Act"). Any offering of the Company's securities may be made only pursuant to a registration statement effective under the Securities Act of 1933 or an exemption from registration thereunder. The only shares sold by the Company were those shares sold to the Company's President and Chairman in connection with the organization of the Company. The proceeds from the sale of stock will be invested in accordance with the Company's investment objectives and policies. The Company has recently been organized and currently has no operations. Once operations begin, its business will consist of investing in small businesses through the purchase of non-performing loans or other interests. The Company is part of a group of funds managed by Allied Capital Advisers, Inc. (the "Adviser"), which specializes in making loans to, and investments in, small businesses, as well as buying performing and sub-performing loans from financial institutions and other third parties.

The Company will purchase non-performing loans from financial institutions and other third parties. It is expected that many of these loans will involve first mortgages on real estate, as well as first liens on the operating assets of small businesses. Once a mortgage is purchased, the Company will contact the small business concern that borrowed the funds secured by the mortgage. The objective will be to place part of the non-performing mortgage on a performing basis, and to reduce the remaining part of the loan to an equity ownership in the business or an equity ownership in the real estate asset underlying the mortgage.

The Company proposes to enter into an Investment Advisory Agreement (the Agreement) with Allied Capital Advisers, Inc. The Agreement would remain in effect for two years from its effective date and from year to year thereafter, subject to annual approval by the Board of directors, including its independent directors, or by vote of the holders of a majority of the outstanding shares of the Company. The Agreement can be terminated at any time on sixty days notice, without the payment of penalty, by the Board of Directors or by vote of the holders of a majority of the Company's outstanding shares and will terminate automatically in the event of its assignment. Under the Agreement, the Adviser will manage the investments of the Company, subject to the supervision and control of the Company's Board of Directors. Specifically, the Adviser will identify, evaluate, structure, close and follow the investments made by the Company. The Company will not make any investments that have not been recommended by the Adviser. Except as to those investment decisions that require specific Board approval, the Adviser will have the authority to effect purchases and sales of assets for the Company's account.

The Company intends to qualify to be treated as a "regulated investment company" (RIC) under Subchapter M of the Internal Revenue Code (the "Code"). If the Company qualifies as a RIC and distributes to shareholders annually in a timely manner at least 90% of its "investment company taxable income," as defined in the Code (i.e., net investment income, including accrued discount, and net short-term capital gain), it will not be subject to federal income tax on the portion of its investment company taxable income and net capital gain (net long-term capital gain in excess of net short-term capital loss) distributed to shareholders as required under the Code. In addition, if the Company distributes in a timely manner 98% of its net capital gain income for each one-year period, and distributes 98% of its investment company taxable income for each calendar year (as well as any income not distributed in prior years), it will not be subject to the 4% nondeductible federal excise tax imposed with respect to certain undistributed income of regulated investment companies. If the Company qualifies as a RIC as it intends to do, it generally will endeavor to distribute to shareholders all of its investment company taxable income and its net capital gain, if any, for each taxable year so that the Company will not incur income and excise taxes on its earnings. No assurances can be made as to whether the company will ultimately qualify as a RIC, or after such qualification is achieved, the Company will continue to qualify as a RIC.

         Risks regarding acquisition of non-performing loans. The Company's anticipated business operations depend upon its ability to purchase or acquire non-performing loans from the FDIC, banks and other financial institutions.
Any such acquisitions of loans may require that the Company incur significant levels of leverage. There can be no assurance that the Company will be able to obtain the necessary to desired levels of leverage or that such leverage will be available on acceptable terms. There also can be no assurance that the Company will be successful in acquiring loans or an interest in any pool of non-performing mortgage loans from the FDIC or through other means, or that any interest or loans so acquired will be of any particular volume or principal amount or that any such loans can be acquired at any particular prices or discounts to face amount.

         Risks regarding restructuring of non-performing loans. The Company's anticipated business operations depend upon its ability to restructure non-performing loans that it may purchase or otherwise acquire. There can be no assurance that the Company will be able to restructure such loans, that the terms on which a borrower may be willing to restructure any such loan will be acceptable to the Company or that any restructured loan will not default.
There also can be no assurance that borrowers or their other creditors will not commence bankruptcy or insolvency proceedings or otherwise seek protection from creditors, which may impose other obstacles to, or delay substantially, any eventual loan restructuring that may occur. Such delays or refusals to restructure loans on terms acceptable to the Company may impact adversely the financial results of the Company. In the event that any loan cannot be restructured, the Company may be required to hold the loan and incur any loss upon default, or dispose of such loan at a significant loss, as there is no established trading market in which such loans are sold.

         Risks of default, noncollection and loss. Loans to small businesses involve a high risk of default. Non-performing loans involve an even higher risk of default if not restructured upon terms that place the restructured loan on a performing basis and reduce the risk of default. The Company does not expect that any of the loans that it proposes to acquire will benefit from any government guarantees so that, in the event of default, the Company would have to bear any loss.

         Potential conflicts. For the purpose of acquiring and carrying the non-performing loans from the FDIC, banks and other financial institutions, in which the Company's portfolio will be invested, the Company or an entity or entities through which the Company anticipates acquiring such loans are expected to borrow significant amounts of funds from Allied Capital Commercial Corporation ("Allied Commercial") and Business Mortgage Investors, Inc. ("BMI"), both of which are managed by the Adviser, as well as banks or other institutional lenders. Such borrowings will cause the Company or such entities to be leveraged and will cause the lenders of those funds, which could include Allied Commercial and BMI, to have fixed dollar claims on the assets of the Company or such entities superior to the claims of the Company and, ultimately, its shareholders. In addition, either or both of Allied Commercial and BMI are expected to loan amounts with which the Company proposes to acquire loans for its investment portfolio. In view of the foregoing, it is possible that the interests of Allied Commercial and BMI, in their capacities as lenders to the Company, may conflict with the interest of the Company and its shareholders. Since the Adviser serves as the investment adviser to the Company as well as the investment manager of Allied Commercial and BMI, it may have conflicts of interest with respect to its management of the investments and operations of the Company. The Adviser is aware of this potential conflict of interest and has informed the Company that it will take all reasonable steps to ensure that the Company's interests will be protected.

         Interest rate fluctuations. Since loans proposed to be purchased by the Company may be made at fixed rates of interest, the return on, and value of, the Company's investment in such loans could decline in the event of any increase in prevailing interest rates. Likewise, the return on, and value of, the Company's investment in any restructured loans made at fixed rates of interest could decline in the event of any increase in prevailing interest rates. Any substantial increase in market rates of interest may result in greater rates of prepayments or defaults on performing portfolio loans. As the Company or any entity or entities through which the Company proposes to acquire and hold such loans may incur significant levels of indebtedness, increases or decreases in market rates on interest may adversely impact any return to the Company.

         Competition. There are a significant number of institutional investors, as well as smaller pools of capital, that have been formed in order to take advantage of the large number of non-performing loans and investments in small businesses available from such sources as the FDIC, banks and other financial institutions. Other competitors, which are larger than the Company and have more assets than the Company, may be able to pay more for non-performing loans or may purchase more desirable non-performing loans, and therefore may be a significant competitive factor in the Company's ability to purchase non-performing loans.

         Dependence on key personnel. The development, operation and success of the Company and its business depends in major part on the efforts of the Adviser and its key personnel expected to provide investment management and loan restructuring services to the Company. Termination of the Agreement between the Company and Adviser or loss of its key personnel expected to provide such services to the Company would have a material adverse effect on the ability of the Company to conduct its business as described in this registration statement.

         Loss of pass-through tax treatment. The Company may cease to qualify for pass-through tax treatment if it is unable to comply with any of the requirements contained in Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). Non-availability of pass-through tax treatment would have a materially adverse effect on the total return, if any, obtainable from an investment in the Company's shares. Even if the Company does qualify as a RIC for purposes of pass-through tax treatment, it may be subject to a 4% excise tax, and to federal and state taxes based on income, if it fails to make certain distributions in a timely manner. Under the 1940 Act, however, the Company will not be permitted to make distributions to shareholders unless it meets certain asset coverage requirements with respect to money borrowed and senior securities issued.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                      ALLIED CAPITAL MORTGAGE CORPORATION
                      STATEMENT OF ASSETS AND LIABILITIES
                            AS OF DECEMBER 31, 1995

           ASSETS
           Cash  . . . . . . . . . . . . . . . . . . . . . . . .     $1,050
                                                                     ------
                   Total Assets  . . . . . . . . . . . . . . . .      1,050

           LIABILITIES
           Liabilities . . . . . . . . . . . . . . . . . . . . .     ------
                                                                     ------

           NET ASSETS

           Common stock, $0.0001 par value; 10,000,000 shares
           authorized; 70 shares issued and outstanding  . . . .     ------

           Additional paid-in capital  . . . . . . . . . . . . .      1,050
                                                                     ------

                   Net Assets  . . . . . . . . . . . . . . . . .     $1,050
                                                                     ======

           Net Asset Value per share . . . . . . . . . . . . . .     $15.00
                                                                     ======


                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                          OF THIS FINANCIAL STATEMENT

                      ALLIED CAPITAL MORTGAGE CORPORATION
                            STATEMENT OF OPERATIONS

                                                                For the period August 10, 1995
                                                                (date of incorporation) through
                                                                       December 31, 1995
                                                                       -----------------
          Investment income:
           Interest                                                        $   0
                                                                            ----
                   Total investment income                                     0
                                                                            ----

          Expenses:
           Operating Expenses                                                  0
                                                                            ----
                   Total Expenses                                              0
                                                                            ----

          Net investment income                                                0

          Net realized gains on investments                                    0
                                                                            ----

          Net investment income before net unrealized
          appreciation (depreciation) on investments                           0

          Net unrealized appreciation (depreciation) on
          investments                                                          0
                                                                            ----

          Net increase in net assets resulting from
          operations                                                       $   0
                                                                           =====

          Earnings per share                                               $   0
                                                                           =====
          Weighted average number of shares outstanding                      70
                                                                           =====


                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                        PART OF THIS FINANCIAL STATEMENT

                      ALLIED CAPITAL MORTGAGE CORPORATION
                       STATEMENT OF CHANGES IN NET ASSETS

                                                             For the Period August 10, 1995
                                                             (date of incorporation) through
                                                                   December 31, 1995
                                                                   -----------------
         Increase in net assets resulting from
         operations:

                  Net investment income                                    $   0

                  Net realized gains on investments                            0

                  Net change in unrealized appreciation                        0
                  (depreciation) on investments                             ----

                       Net increase in net assets
                         resulting from operations                             0

         Distributions to Shareholders                                         0

         Capital Share Transactions                                        1,050
                                                                           -----

         Net Increase in Net Assets                                        1,050

         Net assets at beginning of period                                     0
                                                                            ----

         Net assets at end of period                                      $1,050
                                                                          ======

         Net asset value per share                                           $15
                                                                             ===

         Shares outstanding at end of period                                  70
                                                                              ==


                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                        PART OF THIS FINANCIAL STATEMENT

                      ALLIED CAPITAL MORTGAGE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                            AS OF DECEMBER 31, 1995

NOTE 1.  ORGANIZATION

Allied Capital Mortgage Corporation (the Company) was incorporated in the state of Maryland on August 10, 1995 and was organized as a closed-end, non-diversified, management investment company that has elected to be regulated as a business development company under Section 54 of the Investment Company Act of 1940.

The Company filed with the Securities and Exchange Commission a Form 10 registration statement registering 4,000,000 shares of the Company's common stock ($0.0001 par value) and 150,000 units, consisting of one share of common stock and one debt certificate, on August 23, 1995. Amendments were filed on September 5, 1995 and October 20, 1995 and the registration went effective on October 23, 1995. The purpose of the registration statement was to cause the Company to become a reporting company under the Securities Exchange Act of 1934, which would, in turn, allow the Company to elect to be regulated as a business development company under the Investment Company Act of 1940 ("1940 Act"). Any offering of the Company's securities may be made only pursuant to a registration statement effective under the Securities Act of 1933 or an exemption from registration thereunder. The only shares sold by the Company were those shares sold to the Company's President and Chairman in connection with the organization of the Company. The proceeds from the sale of stock will be invested in accordance with the Company's investment objectives and policies. The Company has recently been organized and currently has no operations. Once operations begin, its business will consist of investing in small businesses through the purchase of non-performing loans or other interests. The Company is part of a group of funds managed by Allied Capital Advisers, Inc., which specializes in making loans to, and investments in, small businesses, as well as buying performing and sub-performing loans from financial institutions and other third parties.

The Company will purchase non-performing loans from financial institutions and other third parties. It is expected that many of these loans will involve first mortgages on real estate, as well as first liens on the operating assets of small businesses. Once a mortgage is purchased, the Company will contact the small business concern that borrowed the funds secured by the mortgage. The objective will be to place part of the non-performing mortgage on a performing basis, and to reduce the remaining part of the loan to an equity ownership in the business or an equity ownership in the real estate asset underlying the mortgage.

The Company intends to qualify to be treated as a "regulated investment company" (RIC) under Subchapter M of the Internal Revenue Code (the "Code"). If the Company qualifies as a RIC and distributes to shareholders annually in a timely manner at least 90% of its "investment company taxable income," as defined in the Code (i.e. net investment income, including accrued discount, and net short-term capital gain), it will not be subject to federal income tax on the portion of its investment company taxable income and net capital gain (net long-term capital gain in excess of net short-term capital loss) distributed to shareholders as required under the Code. In addition, if the Company distributes in a timely manner 98% of its net capital gain income for each one-year period, and distributes 98% of its investment company taxable income for each calendar year (as well as any income not distributed in prior years), it will not be subject to the 4% nondeductible federal excise tax imposed with respect to certain undistributed income of regulated investment companies. If the Company qualifies as a RIC as it intends to do, it generally will endeavor to distribute to shareholders all of its investment company taxable income and its net capital gain, if any, for each taxable year so that the Company will not incur income and excise taxes on its earnings. No assurances can be made as to whether the company will ultimately qualify as a RIC, or after such qualification is achieved, the Company will continue to qualify as a RIC.

NOTE 2.  INVESTMENT ADVISORY AGREEMENT

The Company proposes to enter into an Investment Advisory Agreement (the Agreement) with Allied Capital Advisers, Inc., (the "Adviser"). The Agreement would remain in effect for two years from its effective date and from year to year thereafter, subject to annual approval by the Board of Directors, including its independent directors, or by vote of the holders of a majority of the outstanding shares of the Company. The Agreement can be terminated at any time on sixty days notice, without the payment of penalty, by the Board of Directors or by vote of the holders of a majority of the Company's outstanding shares and will terminate automatically in the event of its assignment.

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

The Company will be required to pay its share of the expenses (including accounting, legal, printing, clerical, registration, filing and other expenses) incurred by the Company in connection with its registration of common shares. The Company will reimburse the Adviser promptly, against the Adviser's voucher, for any expenses incurred by the Adviser for the Company's account. Without limitation, such expenses will include all expenses of any offering and sale by the Company of its shares and all expenses of the Company's operations; the fees and disbursements of the Company's counsel, accountants, custodian, transfer agent and registrar; fees and expenses incurred in producing and effecting filings with federal and state securities administrators; costs of the Company's periodic reports to and other communications with the Company's shareholders; costs of promoting the Company's stock; fees and expenses of members of the Company's Board of Directors who are not directors, officers, or employees; premiums for the fidelity bond maintained by the Company; and all transaction costs incident to the acquisition and disposition of fees and expenses (e.g., credit report, title search and delivery charges, costs of specialized consultants such as accountants or industry-specific technical experts, and deal-specific travel expenses) incurred in monitoring, negotiating and working-out such investments, as well as responding to any litigation arising therefrom. If the Company for its corporate purposes uses the services of attorneys or paraprofessionals on the staff of the Adviser in lieu of outside counsel, the Company will reimburse the Adviser for such services at hourly rates calculated to cover the cost of such services, as well as for incidental disbursements. The Company will reimburse the Adviser promptly, against the Adviser's voucher, for (a) any origination fee with respect to any loan or investment made by the Company that was identified or referred to the Company by any third party with which the Company or the Adviser then has a written agreement or arrangement that specifies the amount or rate of such fee or (b) any origination fee with respect to any loan or investment made by the Company that was identified or referred to the Company by any third party with which the Company or the Adviser then does not have a written agreement or arrangement. All such origination fees reimbursed to the Adviser will be reviewed as of the end of each calendar quarter by the Company's Board of Directors.

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

Upon the completion of an annual audit, at the end of each calendar year, the Base Fee may be increased or decreased depending on the amount, if any, by which the investment performance of the Company exceeds or is exceeded by 13%. At the end of each of the Company's fiscal years, the net asset value per share will be calculated by the Company's auditors. The investment return of the Company in a particular year will be the sum of: (a) the change in its net asset value per share during such year; (b) the value of its cash distributions per share during such year, and (c) the value of capital gains taxes per share paid or payable, if any, on undistributed realized long-term capital gains during such year. The investment performance of the Company for such year will be its investment return expressed as a percentage of its net asset value per share at the beginning of such year. (For this purpose, the value of cash distributions per share and capital gains taxes per share paid or payable or undistributed realized long-term capital gains will be treated as reinvested in shares of the investment company at the net asset value per share in effect at the close of business on the record date for the payment of such distributions and the date on which provision is made for such taxes, respectively, after giving effect to such distributions and taxes). To the extent the investment performance of the Company exceeds 13% for that year, one-fifth of one percentage point will be added to the Base Fee for every one percentage point of the difference between the investment performance of the Company and 13%. The maximum amount added to the Base Fee will be one percentage point, with the adjusted Base Fee not to exceed 4.5%. To the extent the investment performance of the Company is exceeded by 13% for that year, one-fifth of one percentage point will be subtracted from the Base Fee for every one percentage point of the difference between the investment performance of the Company and 13%. The maximum amount subtracted from the Base Fee will be one percentage point, with the adjusted Base Fee not to be lower than 2.5% (the "Minimum Base Fee"). For purposes of calculating the adjustment to the Base Fee, performance percentages will be rounded off to the nearest whole percentage.

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

NOTE 3.  NET ASSETS

The Company has 10,000,000 shares of stock authorized with a par value of $.0001 per share. All shares of common stock have equal rights as to earnings, assets, dividends and voting privileges. As of December 31, 1995, there were 70 shares of common stock issued and outstanding of which the Chairman and President of the Company each owned 35 shares.

REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
ALLIED CAPITAL MORTGAGE CORPORATION

We have audited the accompanying statement of assets and liabilities of Allied Capital Mortgage Corporation as of December 31, 1995, and the related statements of operations and changes in net assets for the period August 10, 1995 (date of incorporation) through December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Allied Capital Mortgage Corporation as of December 31, 1995, and the results of its operations and changes in its net assets for the period August 10, 1995 (date of incorporation) through December 31, 1995 in conformity with generally accepted accounting principles.


                                                    MATTHEWS, CARTER AND BOYCE

McLean, Virginia
March 27, 1996

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS OF THE REGISTRANT

                                                   Position With
    Name and Address               Age              the Company(2)              Principal Occupations During Past Five Years
-----------------------            ---             -------------                --------------------------------------------
David Gladstone(1)                 53              Director, President,         Chairman and Chief Executive Officer of Allied
1666 K Street, N.W.                                Chief Executive              Capital Advisers, Inc., Allied Capital
Washington, D.C. 20006                             Officer                      Corporation, Allied Capital Corporation II,
                                                                                Allied Capital Commercial Corporation and
                                                                                Allied Capital Lending Corporation; Director,
                                                                                President and Chief Executive Officer of
                                                                                Business Mortgage Investors, Inc.; Director of
                                                                                The Riggs National Corporation; Trustee of The
                                                                                George Washington University. He has held
                                                                                positions as an executive officer of Allied
                                                                                Capital Advisers, Inc. since 1976 and with
                                                                                Allied Capital Corporation, Allied Capital
                                                                                Corporation II, Allied Capital Commercial
                                                                                Corporation, Allied Capital Lending Corporation
                                                                                and Business Mortgage Investors, Inc. since the
                                                                                later of that year or their inception.

George C. Williams(1)              69              Director, Chairman           Vice Chairman of the Board of Allied Capital
1666 K Street, N.W.                                of the Board                 Advisers, Inc., Allied Capital Corporation,
Washington, D.C. 20006                                                          Allied Capital Corporation II, Allied Capital
                                                                                Commercial Corporation and Allied Capital
                                                                                Lending Corporation; Chairman of Business
                                                                                Mortgage Investors, Inc.; He has held
                                                                                positions as an executive officer of Allied
                                                                                Capital Advisers, Inc., Allied Capital
                                                                                Corporation, Allied Capital Corporation II,
                                                                                Allied Capital Commercial Corporation, Allied
                                                                                Capital Lending Corporation and Business
                                                                                Mortgage Investors, Inc. since the later of 1964
                                                                                of their inception.

Roger Machanic                     62              Director                     President, Montgomery Real Estate Corporation
300 Montgomery Street                                                           since 1991; Chairman, MREC (1986-1991); Trustee
#200                                                                            Emeritus, George Mason University Foundation, Inc.
Alexandria, VA  22314                                                           since 1995; Trustee and Treasurer, George Mason
                                                                                University (1991-1994); Advisory Board member,
                                                                                Virginia Commerce Bank since 1991.

Elizabeth Conahan                  44              Director                     Senior Vice President, Walker & Dunlap since
7500 Old Georgetown Road                                                        1994; Senior Vice President, NationsBank
Suite 800                                                                       (1991-1994); Principal and Division Manager;
Bethesda, MD  20814                                                             AMRESCO Institutional, Inc. (1991-1994);
                                                                                Senior Vice President, UST Corp. (1988-1991);
                                                                                Member, Urban Land Institute; Member, Urban
                                                                                Development and Mixed-Use Council; Vice
                                                                                Chairman, Inner-City Committee.

Landon V. Butler                   54              Director                     President, Landon Butler Company since 1981;
1215 19th Street, N.W.                                                          Member, Policy Board of Multi-Employer
Washington, D.C.  20036                                                         Property Trust; Vice Chairman, Poland Partners
                                                                                Management Company.

Joseph Morningstar                 42              Director                     Managing Director and Partner, Rockwood
555 5th Avenue                                                                  Realty Associates, Inc. since 1991; Vice
New York, New York  10017                                                       President, afa Asset Services, Inc. (1982-1991).


---------------
     (1)     "Interested person" of the Company as defined in the 1940 Act.

     (2)     All directors have been directors since 1995.


EXECUTIVE OFFICERS OF THE REGISTRANT

         The Executive Officers of the Company are included in Part I of this report under the caption "Executive Officers of the Registrant" and all information under that caption is incorporated herein by reference.

COMPLIANCE WITH REPORTING REQUIREMENTS OF SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         Pursuant to Section 16(a) of the Securities Exchange Act of 1934, the Company's directors and executive officers, directors of the Company's investment adviser, and any persons holding ten percent or more of the Company's common stock are required to report their beneficial ownership and any changes therein to the Commission and the Company. Specific due dates for those reports have been established, and the Company is required to report herein any failure to file such reports by those due dates. Based on the Company's review of Forms 3, 4 and 5 filed by such persons, the Company has identified that, pursuant to
Section 16(a) of the Securities Exchange Act of 1934 in its most recent fiscal year, all of the Company's directors and executive officers (as reported in Item 10 of this Form), as well as certain directors of the Company's investment adviser (Robert E. Long, William L. Walton, and Brooks H. Browne) were delinquent in filing their respective Form 3s, although only two individuals (David Gladstone and George C. Williams) own shares of the Company, as reported in Item 12 of this Form.


ITEM 11.   EXECUTIVE COMPENSATION.

         Each member of the Board of Directors, including directors who are officers of the Company, will receive a fee of $1,000 for each meeting of the Board of Directors or committee thereof which such director attends, except that a fee of only $500 will be paid for attendance at a committee meeting that is held on the same date as a Board of Directors meeting. It is expected that the full Board of Directors will hold at least five meetings per year and that committees will meet as required.

         Except for directors' fees to be paid to the two officers who are also directors, none of the Company's officers have been nor is it contemplated that any such officers will hereafter be compensated by the Company, since all of their compensation is being and will continue to be paid by Advisers. It is contemplated, however, that the officers will be awarded stock options under the Company's stock option plan, the proposed terms of which are summarized below.

INCENTIVE STOCK OPTIONS

         The Company plans to adopt an incentive stock option plan pursuant to which the Stock Option Plan Committee will be authorized to award incentive stock options to the Company's officers, including the two officers who are also directors, to purchase for a specified period at fair market value on the date of grant shares of Common Stock of the Company equal to an amount no greater than 10% of the Company's outstanding shares. No options have been granted under this plan.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     (a)   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.

========================================================================================================================
                                (2) Name and address          (1) Amount and nature of
   (1) Title of class           of beneficial owner              beneficial ownership            (4) Percent of class
------------------------------------------------------------------------------------------------------------------------
   Common Stock                David Gladstone(1)                     35 Shares(2)                         50%

   Common Stock                George C. Williams(1)                  35 Shares(2)                         50%
========================================================================================================================

(1)  c/o Allied Capital Advisers, Inc., 1666 K Street, N.W. Washington, D.C.
     20006

(2)  Directly owned

     (b)   SECURITY OWNERSHIP OF MANAGEMENT.

     The directors and officers of the Company, as a group, own 100% of the outstanding common stock. Further details regarding security ownership of management and provided in tabular form below. No other officer or director owns any shares of the Company's common stock.

========================================================================================================================
                                     (2) Name                  (1) Amount and nature of
   (1) Title of class           of beneficial owner              beneficial ownership            (4) Percent of class
------------------------------------------------------------------------------------------------------------------------
   Common Stock                David Gladstone(1)                     35 Shares(2)                         50%

   Common Stock                George C. Williams(3)                  35 Shares(2)                         50%
========================================================================================================================

(1)  Director, President and Chief Executive Officer

(2)  Directly owned

(3)  Director, Chairman of the Board

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


         The Company proposes to enter into an investment advisory agreement with Advisers (the "Agreement"). If the Agreement is approved, the Company will, during the term of the Agreement, pay to Advisers an investment advisory fee equal to (a) 3.5% per year of the average of the quarter-end values of the Company's consolidated total assets (less the Company's Interim Investments, as defined below, and cash) for such year (the "Base Fee"), and (b) 0.125% per quarter of the quarter-end values of the Company's consolidated Interim Investments and cash. For this purpose "Interim Investments" are defined as short-term securities issued or guaranteed by the U.S. government or an agency or instrumentality thereof, or in repurchase agreements fully collateralized by such securities. Upon the completion of an annual audit at the end of each calendar year, the Base Fee may be increased or decreased depending on the amount, if any, by which the investment performance of the Company for such year is greater or less than 13%. Such adjustment, if any, will be based upon a formula set forth in the Agreement. In no event will the Base Fee, as so adjusted, be greater than 4.5% or less than 2.5%. By its terms, the Agreement will remain in effect for two years from its effective date and from year to year thereafter as long as it is approved at least annually by the Board of Directors, including a majority of the directors who are not "interested persons" of the Company within the meaning of the 1940 Act, or by vote of the holders of a majority of the outstanding shares of the Company, as defined in the 1940 Act.

         All of the Company's officers are also officers of Advisers. Messrs. Gladstone and Williams own shares of Advisers, and their beneficial ownership as of March 15, 1996 represented approximately 9.7% and 3.4%, respectively, of Advisers' shares then outstanding or deemed to be outstanding including shares allocated to their respective Allied Employee Stock Ownership Plan stock accounts through December 31, 1995. Mr. Gladstone, the Company's President and Chief Executive Officer is the Chairman and Chief Executive Officer of Advisers; Mr. Williams, the Company's Chairman is the Vice Chairman of Advisers.


                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Documents filed as part of this Report:

     1.   A.  Financial Statements:

          Statement of Assets and Liabilities at December 31, 1995. Statement of Operations for the period August 10, 1995 (date of incorporation) through December 31, 1995.
          Statement of Changes in Net Assets for the period August 10, 1995 (date of incorporation) through December 31, 1995.
          Notes to Financial Statements.

          B. There is filed herewith the Report of Independent Accountants with respect to the financial statements listed in A. above.

     2. No financial statement schedules of the Company are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.

     3. The following exhibits are filed herewith or incorporated by reference as set forth below:

(3)(i)(1)      Amended and Restated Articles of Incorporation of the Company.

(3)(ii)(2)     By-laws of the Company, as amended.

(4)            Instruments defining rights of security holders -- See Exhibits
               (3)(i) and (3)(ii).

(10)(a)* Proposed Form of Investment Advisory Agreement between the Company and Allied Capital Advisers, Inc.

(10)(b)(1)* Proposed Form of Allied Capital Mortgage Corporation Incentive Stock Option Plan.

(11)*          Statement re computation of per share earnings.

(27)*          Financial Data Schedule.

--------------------------------

*    Filed herewith.

(1) Incorporated by reference to such document filed as an exhibit of the same or similar number to the Company's registration statement on Form 10 (No. 0-26672) filed on August 23, 1995.

(2) Incorporated by reference to such document filed as an exhibit of the same or similar number to Pre-Effective Amendment No. 2 to the Company's registration statement on Form 10 (No. 0-26672) filed on October 20, 1995.

(b)  Reports on Form 8-K.

     No reports on Form 8-K have been filed for the three months ended December 31, 1995.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 1996.


                                          /s/ DAVID GLADSTONE
                                          -------------------------------------
                                          David Gladstone
                                          President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                                                            Title
Signature                                                   (Capacity)                                         Date
---------                                                   ----------                                         ----
/s/ DAVID GLADSTONE                                         Director, President and                            March 28, 1996
---------------------------------------------               Chief Executive Officer
David Gladstone                                             (Principal Executive Officer)

/s/ GEORGE C. WILLIAMS                                      Director, Chairman of                              March 28, 1996
---------------------------------------------               the Board
George C. Williams

/s/ ROGER MACHANIC                                          Director                                           March 28, 1996
---------------------------------------------
Roger Machanic

/s/ ELIZABETH CONAHAN                                       Director                                           March 28, 1996
---------------------------------------------
Elizabeth Conahan

/s/ LANDON BUTLER                                           Director                                           March 28, 1996
---------------------------------------------
Landon Butler

/s/ JOSEPH MORNINGSTAR                                      Director                                           March 28, 1996
---------------------------------------------
Joseph Morningstar

/s/ JON A. DELUCA                                           Executive Vice President, Treasurer,               March 28, 1996
---------------------------------------------               and Chief Financial Officer
Jon A. DeLuca                                               (Principal Financial and
                                                            Accounting Officer)

                                 EXHIBIT INDEX


Exhibit
Number                   Description
------                   -----------

10(a) Proposed Form of Investment Advisory Agreement between the Company and Allied Capital Advisers, Inc.

10(b)(1) Proposed Form of Allied Capital Mortgage Corporation Incentive Stock Option Plan.

11             Statement re computations of per share earnings.

27             Financial Data Schedule.