Form 10-Q
period 1996-03-31
ALLIED CAPITAL MORTGAGE CORP
filed 1996-05-15
CIK 949877

                                   Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

  Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange
                                  Act of 1934


For the quarterly period                               Commission file number:
ended MARCH 31, 1996                                        814-186
      --------------                                   -----------------------


                      ALLIED CAPITAL MORTGAGE CORPORATION
            --------------------------------------------------------
             (exact name of Registrant as specified in its charter)


       MARYLAND                                                52-1939003
- -----------------------                                -----------------------
(State or jurisdiction of                                   (IRS Employer
incorporation or organization)                            Identification  No.)


                       C/O ALLIED CAPITAL ADVISERS, INC.
                              1666 K STREET, N.W.
                                   9TH FLOOR
                            WASHINGTON, DC   20006
                  --------------------------------------------
                    (Address of principal executive offices)


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

On May 3, 1996 there were 70 shares outstanding of the Registrant's common stock, $0.0001 par value.

                      ALLIED CAPITAL MORTGAGE CORPORATION
                                FORM 10-Q INDEX


PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

             Statement of Assets and Liabilities as of March 31, 1996 and December 31, 1995   . . . . . 1

             Statement of Operations For the Three Months Ended March 31, 1996  . . . . . . . . . . . . 2

             Statement of Changes in Net Assets For the Three Months Ended March 31, 1996   . . . . . . 3

             Notes to Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4

  Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5


PART II.   OTHER INFORMATION

  Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

  Item 2.  Changes in Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

  Item 3.  Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

  Item 4.  Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . . . 9

  Item 5.  Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

  Item 6.  Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

  Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

                      ALLIED CAPITAL MORTGAGE CORPORATION
                      STATEMENT OF ASSETS AND LIABILITIES



 ASSETS                                                            March 31, 1996           December 31, 1995
                                                                   --------------           -----------------
                                                                     (unaudited)

  Cash . . . . . . . . . . . . . . . . . . . . . . . . .              $   1,050                  $   1,050
                                                                      ---------                  ---------

     Total Assets  . . . . . . . . . . . . . . . . . . .                  1,050                      1,050


 LIABILITIES

  Liabilities  . . . . . . . . . . . . . . . . . . . .                      ---                        ---
                                                                      ---------                  ---------


 NET ASSETS

 Common stock, $0.0001 par value; 10,000,000 shares
 authorized; 70 shares issued and outstanding as of
 March 31, 1996 and December 31, 1995  . . . . . . . . .                    ---                        ---

 Additional paid-in capital  . . . . . . . . . . . . . .                  1,050                      1,050
                                                                      ---------                  ---------

     Net Assets  . . . . . . . . . . . . . . . . . .                  $   1,050                  $   1,050
                                                                      =========                  =========
  Net asset value per share  . . . . . . . . . . . . . .              $      15                  $      15
                                                                      =========                  =========





    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS FINANCIAL STATEMENT

                      ALLIED CAPITAL MORTGAGE CORPORATION
                            STATEMENT OF OPERATIONS
                                  (unaudited)


                                                                            For the Three Months
                                                                            Ended March 31, 1996
                                                                            --------------------

Investment income:

  Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 $       --
                                                                                        -----------
                        Total investment income . . . . . . . . . . . .                         --
                                                                                        -----------

Expenses:

  Operating expenses  . . . . . . . . . . . . . . . . . . . . . . . . .                         --
                                                                                        -----------

                        Total expenses  . . . . . . . . . . . . . . . .                         --
                                                                                        -----------
Net investment income . . . . . . . . . . . . . . . . . . . . . . . . .                         --

Net realized gains on investments . . . . . . . . . . . . . . . . . . .                         --
                                                                                        -----------



Net investment income before net unrealized appreciation (depreciation)
on investments  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                         --

Net increase in net assets resulting form operations  . . . . . . . . .                 $       --
                                                                                        ===========

Earnings per share  . . . . . . . . . . . . . . . . . . . . . . . . . .                 $       --
                                                                                        ===========

Weighted average number of shares outstanding . . . . . . . . . . . . .                          70
                                                                                        ===========





   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                      ALLIED CAPITAL MORTGAGE CORPORATION
                       STATEMENT OF CHANGES IN NET ASSETS
                                  (unaudited)


                                                                                                  For the Three Months
                                                                                                  Ended March 31, 1996
                                                                                                  --------------------

                         Increase in net assets resulting from operations:

                                   Net investment income . . . . . . . . . . . . . . . . . .                     $    --

                                   Net realized gains on investments . . . . . . . . . . . .                          --

                                   Net change in unrealized appreciation (depreciation on
                                   investments . . . . . . . . . . . . . . . . . . . . . . .                          --
                                                                                                                 --------

                                        Net increase in net assets resulting from
                                        operations . . . . . . . . . . . . . . . . . . . . .                          --


                         Distributions to Shareholders . . . . . . . . . . . . . . . . . . .                          --

                         Capital Share Transactions  . . . . . . . . . . . . . . . . . . . .                          --
                                                                                                                 --------

                         Net Increase in Net Assets  . . . . . . . . . . . . . . . . . . . .                          --
                                                                                                                 --------

                         Net assets at beginning of period . . . . . . . . . . . . . . . . .                        1,050
                                                                                                                 --------
                         Net assets at end of period . . . . . . . . . . . . . . . . . . . .                     $  1,050
                                                                                                                 ========

                         Net asset value per share . . . . . . . . . . . . . . . . . . . . .                     $     15
                                                                                                                 ========

                         Shares outstanding at end of period . . . . . . . . . . . . . . . .                           70
                                                                                                                 ========





   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                     ALLIED CAPITAL MORTGAGE CORPORATION
               NOTES TO THE STATEMENT OF ASSETS AND LIABILITIES
                             AS OF MARCH 31, 1996



NOTE 1.   BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited financial statements of Allied Capital Mortgage Corporation (the Company) contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 1996 and the results of operations and changes in net assets for the periods indicated. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1995 Form 10-K.

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

The Company has filed with the Securities and Exchange Commission a Form 10 registration statement registering 4,000,000 shares of the Company's common stock ($0.0001 par value) and 150,000 units, consisting of one share of common stock and one debt certificate, on August 23, 1995. Amendments were filed on September 5, 1995 and October 20, 1995 and the registration went effective on October 23, 1995. No shares of common stock had been sold to investors pursuant to this registration statement as of March 31, 1996 or as of the filing of this report on Form 10-Q.

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

The Company will enter into an Investment Advisory Agreement (the Agreement) with Allied Capital Advisers, Inc. (the "Adviser") upon the closing of the sale of shares to new shareholders pursuant to the registration statement. The Agreement would remain in effect for two years from its effective date and from year to year thereafter, subject to annual approval by the Board of Directors or by vote of the holders of a majority of the outstanding shares of the Company. The Agreement can be terminated at any time on sixty days notice, without the payment of penalty, by the Board of Directors or by vote of the holders of a majority of the Company's outstanding shares and will terminate automatically in the event of its assignment. Under the Agreement, the Adviser will manage the investments of the Company, subject to the supervision and control of the Company's Board of Directors. Specifically, the Adviser will identify, evaluate, structure, close and follow the investments made by the Company. The Company will not make any investments that have not been recommended by the Adviser. Except as to those investment decisions that require specific Board approval, the Adviser will have the authority to effect purchases and sales of assets for the Company's account.

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

         None

Item 5.  OTHER INFORMATION

         None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     List of Exhibits

         11      Computation of Earnings per share

         (b)     Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the quarter Ended March 31, 1996.

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

                                          ALLIED CAPITAL MORTGAGE CORPORATION
                                          -----------------------------------
                                                      (Registrant)



                                          /s/Jon A. DeLuca
                                          -----------------------------------
Date: May 13, 1996                        Jon A. DeLuca
      ------------                        Executive Vice President and
                                          Chief Financial Officer