Form 10-Q
period 1996-06-30
ALLIED CAPITAL MORTGAGE CORP
filed 1996-08-14
CIK 949877

                                   Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period                                Commission file number:
ended JUNE 30, 1996                                             814-186
      -------------                                     -----------------------


                      ALLIED CAPITAL MORTGAGE CORPORATION
         ------------------------------------------------------------
            (exact name of Registrant as specified in its charter)


       MARYLAND                                                52-1939003
- -----------------------                                 -----------------------
(State or jurisdiction of                                   (IRS Employer
incorporation or organization)                              Identification No.)


                        C/O ALLIED CAPITAL ADVISERS, INC.
                               1666 K STREET, N.W.
                                   9TH FLOOR
                              WASHINGTON, DC   20006
                -------------------------------------------------
                    (Address of principal executive offices)


Registrant's telephone number, including area code: (202) 331-1112
                                                    --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 12 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES   X       NO
                                           --- ------    --  ------

On August 5, 1996 there were 70 shares outstanding of the Registrant's common stock, $0.0001 par value.

                      ALLIED CAPITAL MORTGAGE CORPORATION
                                FORM 10-Q INDEX


PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

             Statement of Assets and Liabilities as of June 30, 1996 and December 31, 1995  . . . . . . . . . . 1

             Statement of Operations For the Three and Six Months Ended June 30, 1996   . . . . . . . . . . . . 2

             Statement of Changes in Net Assets For the Six Months Ended June 30, 1996    . . . . . . . . . . . 3

             Notes to Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4

  Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5


PART II.   OTHER INFORMATION

  Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 6

  Item 2.  Changes in Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 6

  Item 3.  Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 6

  Item 4.  Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . . . . . . . 6

  Item 5.  Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 6

  Item 6.  Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 6

  Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 7

                      ALLIED CAPITAL MORTGAGE CORPORATION
                      STATEMENT OF ASSETS AND LIABILITIES



 ASSETS                                                                      June 30, 1996         December 31, 1995
                                                                             -------------         -----------------
                                                                              (unaudited)
  Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              $ 1,050                $ 1,050
                                                                                   ------                 ------

     Total Assets  . . . . . . . . . . . . . . . . . . . . . . . . .                1,050                  1,050


 LIABILITIES

  Liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . .                   --                     --
                                                                                   ------                 ------


 NET ASSETS

 Common stock, $0.0001 par value; 10,000,000 shares authorized; 70 shares issued and outstanding as of June 30, 1996 and December 31,
 1995                                                                                 ---                    ---
 Additional paid-in capital  . . . . . . . . . . . . . . . . . . . .                1,050                  1,050
                                                                                   ------                 ------

     Net Assets  . . . . . . . . . . . . . . . . . . . . . . . . . .              $ 1,050                $ 1,050
                                                                                  =======                =======

  Net asset value per share  . . . . . . . . . . . . . . . . . . . .              $    15                $    15
                                                                                  =======                =======





  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                      ALLIED CAPITAL MORTGAGE CORPORATION
                            STATEMENT OF OPERATIONS
                                  (unaudited)

                                                                        For the Three Months       For the Six Months
                                                                         Ended June 30, 1996      Ended June 30, 1996
                                                                         -------------------      -------------------
 Investment income:

   Interest  . . . . . . . . . . . . . . . . . . . . . . . . .                $       --               $       --
                                                                               ----------               ----------
                    Total investment income                                           --                       --
                                                                               ----------               ----------

 Expenses:

   Operating expenses  . . . . . . . . . . . . . . . . . . . .                        --                       --
                                                                               ----------               ----------
                    Total expenses . . . . . . . . . . . . . .                        --                       --
                                                                               ----------               ----------

 Net investment income . . . . . . . . . . . . . . . . . . . .                        --                       --

 Net realized gains on investments . . . . . . . . . . . . . .                        --                       --
                                                                               ----------               ----------


 Net investment income before net unrealized appreciation
 (depreciation) on investments . . . . . . . . . . . . . . . .                        --                       --

 Net increase in net assets resulting form operations  . . . .                $       --               $       --
                                                                               ==========               ==========

 Earnings per share  . . . . . . . . . . . . . . . . . . . . .                $       --               $       --
                                                                               ==========               ==========
 Weighted average number of shares outstanding . . . . . . . .                         70                       70
                                                                               ==========               ==========





   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                      ALLIED CAPITAL MORTGAGE CORPORATION
                       STATEMENT OF CHANGES IN NET ASSETS
                                  (unaudited)


                                                                           For the Six Months
                                                                           Ended June 30, 1996
                                                                           -------------------
 Increase in net assets resulting from operations:

           Net investment income . . . . . . . . . . . . . . . . . .                 $     --
           Net realized gains on investments . . . . . . . . . . . .                       --

           Net change in unrealized appreciation (depreciation) on
           investments . . . . . . . . . . . . . . . . . . . . . . .                       --
                                                                                      -------

                Net increase in net assets resulting from operations                       --


 Distributions to Shareholders . . . . . . . . . . . . . . . . . . .                       --

 Capital Share Transactions  . . . . . . . . . . . . . . . . . . . .                       --
                                                                                      -------
 Net Increase in Net Assets  . . . . . . . . . . . . . . . . . . . .                       --
                                                                                      -------

 Net assets at beginning of period . . . . . . . . . . . . . . . . .                    1,050
                                                                                      -------

 Net assets at end of period . . . . . . . . . . . . . . . . . . . .                  $ 1,050
                                                                                      =======

 Net asset value per share . . . . . . . . . . . . . . . . . . . . .                  $    15
                                                                                      =======
 Shares outstanding at end of period . . . . . . . . . . . . . . . .                       70





   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                     ALLIED CAPITAL MORTGAGE CORPORATION
                      NOTES TO THE FINANCIAL STATEMENTS
                              AS OF JUNE 30, 1996


NOTE 1.   BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited financial statements of Allied Capital Mortgage Corporation (the Company) contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 1996 and the results of operations and changes in net assets for the periods indicated. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1995 Form 10-K.

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

The Company has filed with the Securities and Exchange Commission a Form 10 registration statement registering 4,000,000 shares of the Company's common stock ($0.0001 par value) and 150,000 units, consisting of one share of common stock and one debt certificate, on August 23, 1995. Amendments were filed on September 5, 1995 and October 20, 1995 and the registration went effective on October 23, 1995. No shares of common stock had been sold to investors pursuant to this registration statement as of June 30, 1996 or as of the filing of this report on Form 10-Q.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         In a meeting held on April 15, 1996 the shareholders of the company unanimously voted to elect the following individuals as directors until the next shareholder meeting:

                                  David Gladstone
                                  George C. Williams
                                  Roger Machanic
                                  Elizabeth Conahan
                                  Landon V. Butler
                                  Joseph Morningstar

         Shareholders also unanimously approved the Company's investment advisory agreement with Allied Capital Advisers, Inc. and also unanimously approved the Company's proposed incentive stock option plan.

         Shareholders also unanimously ratified the Board's selection of Matthews, Carter & Boyce to serve as independent accountants for the year ending December 31, 1996.

Item 5.  OTHER INFORMATION

         None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     List of Exhibits

         None

         (b)     Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the quarterly period ended June 30, 1996.

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

                                      ALLIED CAPITAL MORTGAGE CORPORATION
                                      -----------------------------------
                                             (Registrant)

                                      /s/Jon A. DeLuca
                                      -----------------------------------
Date: August 12, 1996                 Jon A. DeLuca
      ---------------
                                      Executive Vice President and
                                      Chief Financial Officer