Form 10-Q
period 1996-09-30
ALLIED CAPITAL MORTGAGE CORP
filed 1996-11-13
CIK 949877

                                   Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period                                Commission file number:
ended September 30, 1996                                         814-186
      ------------------                                -----------------------


                      ALLIED CAPITAL MORTGAGE CORPORATION
         ------------------------------------------------------------
            (exact name of Registrant as specified in its charter)


       MARYLAND                                                52-1939003
-----------------------                                 -----------------------
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

On November 8, 1996 there were 70 shares outstanding of the Registrant's common stock, $0.0001 par value.

                      ALLIED CAPITAL MORTGAGE CORPORATION
                                FORM 10-Q INDEX


PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

             Statement of Assets and Liabilities as of September 30, 1996 and December 31, 1995  . . . . . . . .1

             Statement of Operations For the Three and Nine Months Ended September 30, 1996   . . . . . . . . . 2

             Statement of Changes in Net Assets For the Nine Months Ended September 30, 1996    . . . . . . . . 3

             Notes to Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4

  Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5


PART II.   OTHER INFORMATION

  Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 6

  Item 2.  Changes in Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 6

  Item 3.  Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 6

  Item 4.  Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . . . . . . . 6

  Item 5.  Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 6

  Item 6.  Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 6

  Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 7

                      ALLIED CAPITAL MORTGAGE CORPORATION
                      STATEMENT OF ASSETS AND LIABILITIES



 ASSETS                                                                   September 30, 1996       December 31, 1995
                                                                          ------------------       -----------------
                                                                              (unaudited)
  Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              $ 1,050                $ 1,050
                                                                                   ------                 ------

     Total Assets  . . . . . . . . . . . . . . . . . . . . . . . . .                1,050                  1,050


 LIABILITIES

  Liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . .                   --                     --
                                                                                   ------                 ------


 NET ASSETS

 Common stock, $0.0001 par value; 10,000,000 shares authorized; 70 shares issued and outstanding as of September 30, 1996 and December 31,
 1995                                                                                 ---                    ---
 Additional paid-in capital  . . . . . . . . . . . . . . . . . . . .                1,050                  1,050
                                                                                   ------                 ------

     Net Assets  . . . . . . . . . . . . . . . . . . . . . . . . . .              $ 1,050                $ 1,050
                                                                                  =======                =======

  Net asset value per share  . . . . . . . . . . . . . . . . . . . .              $    15                $    15
                                                                                  =======                =======





  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                      ALLIED CAPITAL MORTGAGE CORPORATION
                            STATEMENT OF OPERATIONS
                                  (unaudited)

                                                                       For the Three Months          For the Nine Months
                                                                      Ended September 30, 1996     Ended September 30, 1996
                                                                      ------------------------     ------------------------
 Investment income:

   Interest  . . . . . . . . . . . . . . . . . . . . . . . . .                $       --               $       --
                                                                               ----------               ----------
                    Total investment income                                           --                       --
                                                                               ----------               ----------

 Expenses:

   Operating expenses  . . . . . . . . . . . . . . . . . . . .                        --                       --
                                                                               ----------               ----------
                    Total expenses . . . . . . . . . . . . . .                        --                       --
                                                                               ----------               ----------

 Net investment income . . . . . . . . . . . . . . . . . . . .                        --                       --

 Net realized gains on investments . . . . . . . . . . . . . .                        --                       --
                                                                               ----------               ----------


 Net investment income before net unrealized appreciation
 (depreciation) on investments . . . . . . . . . . . . . . . .                        --                       --

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
                                                                               ==========               ==========





   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                      ALLIED CAPITAL MORTGAGE CORPORATION
                       STATEMENT OF CHANGES IN NET ASSETS
                                  (unaudited)


                                                                             For the Nine Months
                                                                           Ended September 30, 1996
                                                                           ------------------------
 Increase in net assets resulting from operations:

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





   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                     ALLIED CAPITAL MORTGAGE CORPORATION
                      NOTES TO THE FINANCIAL STATEMENTS
                          AS OF SEPTEMBER 30, 1996


NOTE 1.   BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited financial statements of Allied Capital Mortgage Corporation (the Company) contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 1996 and the results of operations and changes in net assets for the periods indicated. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1995 Form 10-K.

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

The Company has filed with the Securities and Exchange Commission a Form 10 registration statement registering 4,000,000 shares of the Company's common stock ($0.0001 par value) and 150,000 units, consisting of one share of common stock and one debt certificate, on August 23, 1995. Amendments were filed on September 5, 1995 and October 20, 1995 and the registration went effective on October 23, 1995. No shares of common stock had been sold to investors pursuant to this registration statement as of September 30, 1996 or as of the filing of this report on Form 10-Q.

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

         None

Item 5.  OTHER INFORMATION

         None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     List of Exhibits

         None

         (b)     Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the quarterly period ended September 30, 1996.

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

                                      ALLIED CAPITAL MORTGAGE CORPORATION
                                      -----------------------------------
                                             (Registrant)

                                      /s/Jon A. DeLuca
                                      -----------------------------------
Date: November 13, 1996               Jon A. DeLuca
      -----------------
                                      Executive Vice President and
                                      Chief Financial Officer